Form 10-Q
period 1994-12-25
CLUB CAR INC
filed 1995-02-01
CIK 846872

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

         For the quarterly period ended December 25, 1994

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

                         Commission file number 0-22452

                                 CLUB CAR, INC.


                 Delaware                             13-3488925
        --------------------------                ------------------
         (State of incorporation)                  (I.R.S. Employer
                                                 Identification No.)

            4152 Washington Road
          Martinez, Georgia 30907                  (706) 863-3000
         ------------------------                 ------------------
      (Address of principal executive             (Telephone Number)
                  offices)

         Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----
         As of January 17, 1995, 9,078,806 shares of the registrant's Common Stock were outstanding.

                  PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                           PAGE NUMBER
                                                                                  -----------

                  Condensed Consolidated Balance Sheets as of
                    December 25, 1994 and September 25, 1994                           3

                  Condensed Consolidated Statements of Operations for the
                    three months ended December 25, 1994
                    and December 26, 1993                                              4

                  Condensed Consolidated Statements of Cash Flows for the
                    three months ended December 25, 1994 and
                    December 26, 1993                                                  5

                  Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                          9


                  PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                             10

          Exhibit
          Number       Description
          ------       -----------
            27         Financial Data Schedule (for SEC use only)

SIGNATURES                                                                             11


                                                          CLUB CAR, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (In Thousands)

- -------------------------------------------------------------------------------------------------------------
ASSETS                                                     December 25, 1994               September 25, 1994
- ------                                                     -----------------               ------------------
                                                              (Unaudited)                          (*)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . .          $ 10,544                         $ 16,181
  Accounts and notes receivable, net  . . . . . . . . .            26,678                           28,380
  Inventories . . . . . . . . . . . . . . . . . . . . .            20,627                           15,956
  Other current assets  . . . . . . . . . . . . . . . .             2,129                            1,084
                                                                 --------                         --------
     Total current assets . . . . . . . . . . . . . . .            59,978                           61,601

PROPERTY ON OPERATING LEASES, net . . . . . . . . . . .             5,471                            5,888

PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . . . . .            14,777                           13,436

GOODWILL, net . . . . . . . . . . . . . . . . . . . . .            38,313                           38,595

OTHER . . . . . . . . . . . . . . . . . . . . . . . . .             2,660                            1,647
                                                                 --------                         --------
                                                                 $121,199                         $121,167
                                                                 ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . .          $ 13,592                          $ 9,795
  Accrued liabilities . . . . . . . . . . . . . . . . .             5,731                            8,873
  Income taxes payable  . . . . . . . . . . . . . . . .               775                              649
  Current maturities of long-term debt  . . . . . . . .             5,552                            6,177
                                                                 --------                          -------
     Total current liabilities  . . . . . . . . . . . .            25,650                           25,494

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . .            34,536                           35,927

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . .             4,905                            4,677

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock  . . . . . . . . . . . . . . . . . . . .                92                               92
  Additional paid-in capital  . . . . . . . . . . . . .            64,356                           64,347
  Retained earnings . . . . . . . . . . . . . . . . . .             3,449                            2,365
  Other . . . . . . . . . . . . . . . . . . . . . . . .           (11,789)                         (11,735)
                                                                 --------                         --------
     Total stockholders' equity . . . . . . . . . . . .            56,108                           55,069
                                                                 --------                         --------
                                                                 $121,199                         $121,167
                                                                 ========                         ========

(*) Condensed from audited consolidated financial statements

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.


                                                          CLUB CAR, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)
                                             (In Thousands, Except for Per Share Data)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                          ------------------
                                                                 December 25, 1994                                 December 26, 1993
                                                                 -----------------                                 -----------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .         $   38,397                                          $   32,662

Cost of sales . . . . . . . . . . . . . . . . . . . . . . .             28,240                                              23,972

Selling, general and administrative expenses  . . . . . . .              7,548                                               6,488
Amortization of goodwill  . . . . . . . . . . . . . . . . .                282                                                 282
                                                                    ----------                                          ----------
     Operating income . . . . . . . . . . . . . . . . . . .              2,327                                               1,920

Interest expense, net . . . . . . . . . . . . . . . . . . .                406                                               1,839
                                                                    ----------                                          ----------
Income before provision for income taxes
and extraordinary item  . . . . . . . . . . . . . . . . . .              1,921                                                  81

Provision for income taxes  . . . . . . . . . . . . . . . .                837                                                 186
                                                                    ----------                                          ----------
Income (loss) before extraordinary item . . . . . . . . . .              1,084                                                (105)

Extraordinary loss on early retirement
of debt, net of income tax benefit of $3,023  . . . . . . .                ---                                               4,941
                                                                    ----------                                          ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .         $    1,084                                          $   (5,046)
                                                                    ==========                                          ==========

Primary and fully diluted income (loss) per common share:
Before extraordinary item . . . . . . . . . . . . . . . . .         $     0.12                                          $    (0.01)
Extraordinary loss - debt retirement  . . . . . . . . . . .                ---                                               (0.61)
                                                                    ----------                                          ----------
Net income (loss) per common share  . . . . . . . . . . . .         $     0.12                                          $    (0.62)
                                                                    ==========                                          ==========

Weighted average common shares:
Primary   . . . . . . . . . . . . . . . . . . . . . . . . .          9,413,775                                           8,173,657
Fully diluted . . . . . . . . . . . . . . . . . . . . . . .          9,418,604                                           8,173,657

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          CLUB CAR, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                          (In Thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                          ------------------
                                                                 December 25, 1994                                 December 26, 1993
                                                                 -----------------                                 -----------------
Cash flows from operating activities:
  Net Income (loss)   . . . . . . . . . . . . . . . . . . .            $ 1,084                                            $ (5,046)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Loss on early retirement of debt  . . . . . . . . . . . .                ---                                               4,941
  Depreciation and amortization . . . . . . . . . . . . . .                910                                                 933
  Deferred compensation . . . . . . . . . . . . . . . . . .                 85                                                  94

Changes in current assets and liabilities:
  Trade receivables . . . . . . . . . . . . . . . . . . . .              1,702                                              (1,312)
  Inventories . . . . . . . . . . . . . . . . . . . . . . .             (4,671)                                             (4,791)
  Accounts payable  . . . . . . . . . . . . . . . . . . . .              3,797                                                 301
  Accrued liabilities . . . . . . . . . . . . . . . . . . .             (3,142)                                             (9,960)
  Income taxes payable  . . . . . . . . . . . . . . . . . .                126                                                  32
  Other, net  . . . . . . . . . . . . . . . . . . . . . . .             (1,102)                                               (860)
                                                                       -------                                            --------
     Net cash used in operating activities  . . . . . . . .             (1,211)                                            (15,668)
                                                                       -------                                            --------

Cash flows from investing activities:
  Property on operating leases  . . . . . . . . . . . . . .                284                                                 128
  Property, plant and equipment additions, net  . . . . . .             (1,821)                                               (607)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .               (898)                                                761
                                                                       -------                                            --------
     Net cash provided by (used in) investing activities  .             (2,435)                                                282
                                                                       -------                                            --------

Cash flows from financing activities:
  Long-term debt retirements  . . . . . . . . . . . . . . .             (2,000)                                            (64,058)
  Long-term debt additions  . . . . . . . . . . . . . . . .                ---                                              21,000
  Debt refinancing costs  . . . . . . . . . . . . . . . . .                ---                                              (8,730)
  Issuance of common stock  . . . . . . . . . . . . . . . .                  9                                              53,239
                                                                       -------                                            --------
     Net cash provided by (used in) financing activities  .             (1,991)                                              1,451
                                                                       -------                                            --------

  DECREASE IN CASH EQUIVALENTS  . . . . . . . . . . . . . .             (5,637)                                            (13,935)

Balance, beginning of period  . . . . . . . . . . . . . . .             16,181                                              14,429
                                                                       -------                                            --------
Balance, end of period  . . . . . . . . . . . . . . . . . .            $10,544                                            $    494
                                                                       =======                                            ========
Interest paid during period . . . . . . . . . . . . . . . .            $   331                                            $  6,804
                                                                       =======                                            ========
Income taxes paid (refunded) during period, net . . . . . .            $   712                                            $    (46)
                                                                       =======                                            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 CLUB CAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 25, 1994
                                  (Unaudited)
- --------------------------------------------------------------------------------

A.       A SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of Club Car, Inc. (the "Company") for the fiscal year ended September 25, 1994 (File No. 0-22452).

         The accompanying unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results presented for the three month periods ended December 25, 1994 are not necessarily indicative of results that may be expected for the full fiscal year.


         EARNINGS PER COMMON SHARE

         Earnings per share amounts are computed based upon the weighted average common and equivalent shares outstanding during the period.


         PRESENTATION

         Certain prior year amounts have been reclassified to conform with the current year presentation.


B.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                   As of            As of
                                               December 25,     September 25,
                                                   1994              1994
                                              --------------   ----------------
              Raw materials  . . . . . . . .      $ 8,495            $ 5,861
              Work-in-process  . . . . . . .        1,764                990
              Finished goods . . . . . . . .       10,368              9,105
                                                  -------            -------

                                                  $20,627            $15,956
                                                  =======            =======

                                 CLUB CAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 25, 1994
                                  (Unaudited)
- --------------------------------------------------------------------------------

C.       INDEBTEDNESS

         Long-term debt consists of the following (in thousands):

                                                   As of             As of
                                               December 25,      September 25,
                                                   1994               1994
                                              --------------    ----------------
                 Term loan  . . . . . . . . .       40,000            $42,000
                 Other  . . . . . . . . . . .           88                104
                                                   -------            -------
                                                    40,088             42,104
                 Less current maturities
                 of long-term debt  . . . . .       (5,552)            (6,177)
                                                   -------            -------

                                                   $34,536            $35,927
                                                   =======            =======


D.       STOCKHOLDERS' EQUITY

         As of December 25, 1994, the Company's common stock, at $.01 par value per share, was comprised of 20,000,000 authorized shares, 9,167,757 issued shares, and 9,067,606 outstanding shares.


E.       COMMITMENTS AND CONTINGENCIES

         The Company guarantees certain debt of distributors and retail customers. Under the most significant of these guarantees, the Company's obligation is limited to a maximum of $1 million per year. In addition, as of December 25, 1994, the Company had guaranteed residual values of golf cars (upon termination of leases to retail customers) in the aggregate amount of approximately $18.6 million.

         The Company is from time to time involved in various litigation, primarily product liability claims. The Company believes that none of the litigation in which it is currently involved is material to its financial position, liquidity or results of operations. The Company has maintained, since 1978, product liability insurance coverage in varying amounts with no deductible.

           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

THREE MONTHS ENDED DECEMBER 25, 1994 VERSUS THREE MONTHS ENDED DECEMBER 26,
1993

The Company's net sales increased $5.7 million, or 17.6%, for the first three months of fiscal 1995 over the same period of the previous year primarily as a result of continued demand for the Company's products. New golf car net sales increased $2.4 million, or 11.2%, new utility vehicle net sales increased $1.2 million, or 36.7%, used vehicle net sales increased $1.5 million, or 34.8%, and parts and other net sales increased $0.6 million, or 21.9%. The golf car line unit volume increased 6.0% and the average selling price per vehicle increased 4.9%. The utility line unit volume increased 30.1% and the average selling price per vehicle increased 5.0%. The used vehicle line unit volume increased 16.9% and the average selling price per vehicle increased 15.3%.

The increase in utility vehicle sales is primarily due to expanded product line models and new dedicated utility line branch sales offices added in fiscal 1994. The increase in used vehicle net sales is primarily the result of increased direct sales generated by the Company's expanded direct sales force. Both utility vehicles and used vehicles experienced larger increases than golf cars in proportion to the overall sales increase. Total international sales increased to $6.6 million in fiscal 1995 from $3.7 million in fiscal 1994, an increase of 81.5%. As a percentage of net sales, international sales increased to 17.3% for the first quarter of fiscal 1995 from 11.2% for the same period in fiscal 1994.

Sales under extended payment terms amounted to approximately $14.0 million, or 36.4%, and $9.8 million, or 30.0%, of net sales for the first three months of fiscal 1995 and the first three months of fiscal 1994, respectively.

Cost of sales increased $4.3 million, or 17.8%, for the first three months of fiscal 1995 over the same period of the previous year. Gross profit margin declined slightly to 26.5% in fiscal 1995 from 26.6% in fiscal 1994. Average selling price increases described above were partially offset by increases in the cost of materials.

Selling, general and administrative expenses increased by $1.1 million, or 16.3%, for the first three months of fiscal 1995 over the same period of the previous year. Selling, general and administrative expenses as a percentage of net sales decreased to 19.7% in fiscal 1995 from 19.9% in fiscal 1994. The increase in these expenses is primarily attributable to increases in direct selling expenses as a result of increased net sales.

The Company's interest expense declined $1.4 million, or 77.9%, for the first three months of fiscal 1995 as compared to the same period of the previous year. This decline is primarily due to the retirement during fiscal 1994 of $83.9 million of 14-1/2% Senior Notes (the "Senior Notes") utilizing the net proceeds from the Company's initial public offering of common stock and borrowings at lower interest rates under the New Credit Facility.

The Company incurred an extraordinary loss in the first quarter of fiscal 1994 of $4.9 million, net of tax benefits of $3.0 million ($0.61 per common share) due to the retirement of $63.9 million of the Senior Notes.

The Company had $0.8 million in income tax expense related to income before extraordinary item in the first three months of fiscal 1995 as compared to $0.2 million for the same period of the previous year. The effective tax rate related to income before extraordinary item was 43.6% and 229.6% for the fiscal 1995 and 1994 periods, respectively. The decline in the effective rate in 1995 is primarily a result of the effect of the relative decline in nondeductible expenses in relation to the higher pretax income in the first quarter of fiscal 1995. These effective tax rates vary from the statutory federal income tax rate primarily due to amortization of goodwill and other permanent adjustments that are not deductible for tax purposes.

Liquidity and Capital Resources

The Company's present cash needs are primarily for working capital requirements, capital expenditures and debt service obligations under the New Credit Facility. Due to the seasonality of the markets in which the Company operates, the Company has higher levels of inventories and receivables during the second and third quarters of its fiscal year. Management believes that the New Credit Facility and operations are adequate to meet the current capital requirements of the Company.

As of December 25, 1994, the Company had (i) approximately $40 million of borrowings outstanding under the New Credit Facility, consisting entirely of amounts borrowed under the Term Loan Facility (ii) approximately $2.0 million of outstanding letters of credit and (iii) had availability to borrow approximately $28 million under the terms of the Revolving Credit Facility on that date. Borrowings under the New Credit Facility bear interest at a floating rate and are unsecured.

The Company had working capital of $34.3 million and $36.1 million at December 25, 1994 and September 25, 1994, respectively.

Cash used in operating activities was $1.2 million for the first three months of fiscal 1995 as compared to $15.7 million for the same period of the previous year. This $14.5 million decrease is primarily the result of a $6.1 million increase in income before extraordinary item, greater collections on accounts receivable, and a decline in accrued liabilities. The significant decline in accrued liabilities is primarily due to a decrease in accrued interest expense as a result of the redemption of a substantial portion of the Senior Notes in the first quarter of fiscal 1994.

As of December 25, 1994 and September 25, 1994, sales under extended payment terms amounted to approximately $14.0 million, or 53%, and $8.6 million, or 41%, respectively, of the Company's outstanding accounts receivable balance. The Company historically has not experienced any significant returns associated with extended payment terms.

         PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibit 27   Financial Data Schedule (in thousands) (for SEC use only)

         This schedule contains summary financial information extracted from the financial statements of Club Car, Inc. for the quarter ended December 25, 1994, and is qualified in its entirety by reference to such financial statements.

         Item             Item                                                              December 25,
         Number           Description                                                           1994
         ------           -----------                                                     ---------------
         5-02(1)          cash and cash items                                                  $10,544
         5-02(2)          marketable securities                                                      0
         5-02(3)(a)(1)    notes and accounts receivable-trade                                   27,477
         5-02(4)          allowances for doubtful accounts                                         799
         5-02(6)          inventory                                                             20,627
         5-02(9)          total current assets                                                  59,978
         5-02(13)         property, plant and equipment                                         22,717
         5-02(14)         accumulated depreciation                                               7,940
         5-02(18)         total assets                                                         121,199
         5-02(21)         total current liabilities                                             25,650
         5-02(22)         bonds, mortgages and similar debt                                     34,536
         5-02(28)         preferred stock-mandatory redemption                                       0
         5-02(29)         preferred stock-no mandatory redemption                                    0
         5-02(30)         common stock                                                              92
         5-02(31)         other stockholders' equity                                            56,016
         5-02(32)         total liabilities and stockholders' equity                           121,199
         5-03(b)1(a)      net sales of tangible products                                        38,397
         5-03(b)1         total revenues                                                        38,397
         5-03(b)2(a)      cost of tangible goods sold                                           28,240
         5-03(b)2         total costs and expenses applicable to sales and revenues             35,788
         5-03(b)3         other costs and expenses                                                 282
         5-03(b)5         provision for doubtful accounts and notes                                  0
         5-03(b)(8)       interest and amortization of debt discount                               406
         5-03(b)(10)      income before taxes and other items                                    1,921
         5-03(b)(11)      income tax expense                                                       837
         5-03(b)(14)      income/loss continuing operations                                      1,084
         5-03(b)(15)      discontinued operations                                                    0
         5-03(b)(17)      extraordinary items                                                        0
         5-03(b)(18)      cumulative effect-changes in accounting principles                         0
         5-03(b)(19)      net income                                                             1,084
         5-03(b)(20)      earnings per share - primary                                            0.12
         5-03(b)(20)      earnings per share - fully diluted                                      0.12


b.       No reports on Form 8-K were filed during the quarter ended December
         25, 1994

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CLUB CAR, INC.




Date: January 31, 1995              By /s/ A. Montague Miller
                                    ------------------------------
                                    A. Montague Miller
                                    President, Chief Operating Officer
                                    and Secretary





                                    By /s/ Eric L. Tyra
                                    ------------------------------
                                    Eric L. Tyra
                                    Vice President - Finance, Treasurer
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)